Form 10-Q
period 2011-06-30
FactorShares 2X: Gold Bull/S&P500 Bear
filed 2011-08-15
CIK 1482879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________________

Commission File Number: 001-35091

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

(Exact name of Registrant as specified in its charter)
Delaware	80-6154069

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Factor Capital Management, LLC
1 Penn Plaza
New York, New York	10119

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 786-7481

______________________N/A__________________________________________________
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

Indicate the number of outstanding Shares as of July 29, 2011: 200,040 Shares.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statement of Financial Condition
June 30, 2011 (unaudited)

Assets
Short-term investments, at fair value (cost $433,131)	$433,131
Cash	17,704
Cash held by broker	5,302,391
Due from related parties	47,473

Total assets	$5,800,699

Liabilities and shareholders’ capital

Payable on open futures contracts	$458,637
Due to related parties	2,233
Accrued liabilities	79,043

Total liabilities	539,913

Shareholders’ capital

Paid-in-capital	5,358,466
Accumulated earnings (deficit)	(97,680)

Total shareholders’ capital	5,260,786

Total liabilities and shareholders’ capital	$5,800,699

Shares outstanding (unlimited authorized)	200,040

Net asset value per share	$26.30

Market value per share	$26.15

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Schedule of Investments
June 30, 2011 (unaudited)

DESCRIPTION	Principal Amount	Fair Value

Short-Term Investments (8.2% of shareholders’ capital)
Money Market Funds (8.2% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$433,131	$433,131

Total Short-Term Investments
(Cost $433,131)		$433,131

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2011	Unrealized Appreciation/ (Depreciation)

U.S. Futures
Futures Contract Purchased
Gold 100oz Futures, AUG11	70	$10,716,976	$10,519,600	$ (197,376)
Futures Contract Sold
S & P 500 E Mini Index Futures, SEPT11	161	$10,328,514	$10,589,775	$ (261,261)

				$ (458,637)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statements of Operations
For the Three Months Ended June 30, 2011 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

Investment Income	For the Three Months Ended June 30, 2011	For the Period from February 22, 2011* to June 30, 2011

Interest Income	$125	$470
Other Income	1,800	2,250

Total Investment Income	1,925	2,720

Expenses
Management fee	6,211	10,001
Brokerage commission and fees	1,576	2,233
Audit fees	22,444	46,507
Legal fees	2,396	10,990
Tax Return preparation fees	5,200	17,231
Administrative/Accounting/Custodian fees	15,291	17,296
Listing and Calculation Agent fees	4,502	4,502
Printing and Postage	4,794	6,239
Distribution fees	2,936	3,429
Insurance	3,940	4,272
Other Expenses	957	2,739

Total Expenses	70,247	125,439
Less – reduction in management fee	(6,211)	(9,079)
Less – expense reimbursement	(47,473)	(71,857)

Net Expenses	16,563	44,503

Net Investment Income/(Loss)	(14,638)	(41,783)

Net Realized and Unrealized Gain/(Loss) on Investment Activity

Net Realized Gain/(Loss)
Investments	350	350
Futures Contracts	323,077	402,390

Net Realized Gain/(Loss)	323,427	402,740

Change in Unrealized Gain/(Loss)
Futures Contracts	(322,852)	(458,637)

Net realized and unrealized gain/(loss)	575	(55,897)

Net Income/(Loss)	$(14,063)	$(97,680)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Period from February 22, 2011* to June 30, 2011 (unaudited)

Shareholders’ Capital at beginning of period	$1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of 400,000 shares	10,413,442
Redemption of 200,000 shares	(5,055,976)

Net increase/(decrease) in Shareholders’ Capital resulting from
share transactions	5,357,466

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(41,783)
Net realized gain (loss)	402,740
Change in net unrealized appreciation/(depreciation)	(458,637)

Increase/(decrease) in Shareholders’ Capital from operations	(97,680)

Shareholders’ Capital at end of period	$5,260,786

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statement of Cash Flows
For the Period from February 22, 2011* to June 30, 2011 (unaudited)

Cash flows used in operating activities:
Net income/(loss)	$(97,680)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(5,302,391)
Net purchase of investments	(432,661)
Accretion of discount on United States Treasury Obligations	(470)
Increase in due from related parties	(47,473)
Increase in payable on open futures contracts	458,637
Increase in due to related parties	2,233
Increase in accrued liabilities	79,043

Net cash used in operating activities	(5,340,762)

Cash flows from financing activities:
Proceeds from sale of shares	10,413,442
Payments on shares redeemed	(5,055,976)

Net cash provided by financing activities	5,357,466

Net increase/(decrease) in cash	16,704
Cash, beginning of period	1,000

Cash, end of period	$17,704

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited)

(1) Organization

     FACTORSHARES 2X: GOLD BULL/S&P500 BEAR (the “Fund”), a Delaware statutory trust formed on January 26, 2010, commenced investment operations on February 22, 2011. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (a “Basket”). Factor Capital Management, LLC (the “Managing Owner”), a Delaware limited liability company and a wholly owned subsidiary of Factor Advisors, LLC, serves as the managing owner and commodity pool operator of the Fund. The Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares at the initial issuance price of $25.00 per share on March 22, 2010. From March 22, 2010 through February 21, 2011 the Fund had no operating activities and as a result the financial statement disclosures related to the prior period have been omitted.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their Fund holdings consistent with their strategies, as frequently as daily.

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

     The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. The Fund’s Prospectus dated February 22, 2011, as amended, should be read in conjunction with these interim financial statements. Interim period results are not necessarily indicative of results for a full-year period.

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

     (c) Cash

     The cash amount shown in the Statement of Financial Condition dated June 30, 2011 represents non-segregated cash with the custodian.

     (d) Cash Held by Broker

     The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Cash held by broker in the Statement of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker and is recorded on the accrual basis.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     (e) Final Net Asset Value for Fiscal Period

     The calculation time of the Fund’s final net asset value for creation and redemption of Fund Shares for the period ended June 30, 2011 was at 1:30 p.m. Eastern Time.

     Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 1:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period ended June 30, 2011.

     Market value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

     For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2011.

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
June 30, 2011 (unaudited) (continued)

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

     The following table summarizes the valuation of investments at June 30, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	-	$(458,637)b	$(458,637)
Level II – Other Significant Observable Inputs	-	$433,131a	-	$433,131
Total	-	$433,131	$(458,637)	$(25,506)
a - Included in Short-term investments in the Statement of Financial Condition.
b - Included in Receivable or Payable on open futures contracts in the Statement of Financial Condition.

     There were no Level III type holdings as of June 30, 2011.

     During the period February 22, 2011 to June 30, 2011, there were no significant transfers between Level I and Level II.

     The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

     (h) Investment Transactions and Related Income

     Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, with the exception of futures transactions which are recorded on the average cost basis, and marked to market daily. Unrealized appreciation/depreciation on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statement of Financial Condition and the change in the unrealized appreciation/depreciation between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income in the Statements of Operations.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

(3) Investments

     (a) Short-Term Investments

     The Fund may purchase U.S. Treasury Bills, agency securities, money market funds and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

     (b) Derivative Instruments

     In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

     All open derivative positions at June 30, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

Fair Value of Derivative Instruments
As of June 30, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	-	-	Payable on open futures contracts	$(197,376)*
Equity Risk	-	-	Payable on open futures contracts	$(261,261)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$383,973	$(295,492)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(60,896)	$(27,360)

The futures contracts open at June 30, 2011 are indicative of the activity for the period ended June 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations
For the Period February 22, 2011 to June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$444,474	$(197,376)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(42,084)	$(261,261)

The futures contracts open at June 30, 2011 are indicative of the activity for the period February 22, 2011 through June 30, 2011.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

     The reduction in management fee, pursuant to the undertaking, amounted to $6,211 for the three months ended June 30, 2011 and $9,079 for the period from February 22, 2011 to June 30, 2011.

     b) The Administrator, Transfer Agent and Custodian

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

     The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,936 for the three months ended June 30, 2011 and $3,429 for the period from February 22, 2011 to June 30, 2011 as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     The Managing Owner does not expect brokerage commissions and fees to exceed 0.13% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The brokerage commission and fees amounted to $1,576 for the three months ended June 30, 2011 and $2,233 for the period from February 22, 2011 to June 30, 2011 as disclosed in the Statements of Operations.

     (e) The Trustee

     Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $622 for the three months ended June 30, 2011 and $879 for the period from February 22, 2011 to June 30, 2011 which is included in Other Expenses in the Statements of Operations.

     (f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

     The Fund pays all of the routine offering, operational, administrative and other ordinary expenses including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $70,247 for the three months ended June 30, 2011 and $125,439 for the period from February 22, 2011 to June 30, 2011.

     The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $47,473 for the three months ended June 30, 2011 and $71,857 for the period from February 22, 2011 to June 30, 2011.

     (g) Organizational and Offering Costs

     Expenses incurred in connection with organizing the Fund and up to the offering of its Shares upon commencement of its investment operations on February 22, 2011, were paid by Factor Advisors, LLC without reimbursement. Accordingly, all such expenses are not reflected in the Statements of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Commencing on February 22, 2011, such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

     For the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

     (h) Extraordinary Fees and Expenses

     The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

     (a) Transaction Fees on Creation and Redemption Transactions

     In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $1,800 for the three months ended June 30, 2011 and $2,250 for the period from February 22, 2011 to June 30, 2011 in AP Transaction Fees.

     (b) Share Transactions

Summary of Share Transactions for the Period from February 22, 2011 to June 30, 2011

	Shares	Paid in Capital
Shares Sold	400,000	$10,413,442
Shares Redeemed	(200,000)	(5,055,976)
Net Increase/(Decrease)	200,000	$5,357,466

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

(8) Indemnifications

     The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

     The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

     The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the three months ended June 30, 2011 and for the period from February 22, 2011 to June 30, 2011. The net investment income/(loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

Three Months Ended June 30, 2011	For the Period from February 22, 2011* to June 30, 2011

Net Asset Value
Net asset value per Share, beginning of period	$24.58	$25.00
Net investment income (loss)	(0.12)	(0.29)
Net realized and unrealized gain (loss)	1.84	a	1.59	a

Net income (loss)	1.72	1.30

Net asset value per Share, end of period	$26.30	$26.30

Market value per Share, end of period	$26.15	$26.15

Ratios to average Net Assets b
Expense ratio c	2.00%	3.34%

Expense ratio before waiver / reimbursement	8.48%	9.41%

Net investment income (loss)	(1.77)%	(3.13)%

Total Return, at net asset value d	7.00%	5.20	% e

Total Return, at market value d	7.26%	4.77	% e

a

The amount shown does not follow the change in aggregate gains and losses in the futures contracts and investments for the period because of the timing of sales and redemptions of the Fund’s Shares in relation to fluctuating market values for the portfolio.

b	Percentages are annualized.
c	As of March 4, 2011 Fund expenses have been capped at 2% of average net assets as disclosed in Note 4(a).
d	Percentages are not annualized.
e

Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

(11) Subsequent Events

     As of July 18, 2011, the Managing Owner has voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses will not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets.

     As of August 1, 2011, the Managing Owner has discontinued the voluntary waiver of management fees and reimbursement of expenses mentioned in the preceding paragraph. The annualized ratio before the waiver of management fees and reimbursement of expenses for the month ended July 31, 2011 is estimated to have been 6%. Expense ratios will vary in the future based upon fluctuations in average net assets.

     The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as mentioned previously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “34 Act”) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. FACTORSHARES 2X: GOLD BULL/S&P500 BEAR’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

     The FACTORSHARES 2X: GOLD BULL/S&P500 BEAR Fund (the “Fund”) is designed for investors who believe that gold will increase in value relative to the large-cap U.S. equity market segment, in one day or less. The objective of the Fund is to seek to track approximately +200% of the daily return of the S&P Gold-Equity Spread Total Return Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between gold and the large-cap U.S. equity market segments primarily by establishing a leveraged long position in the Gold Futures (the “Gold Futures Contract” or the “Long Index Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract” or the “Short Index Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Gold Futures Contract and the Equity Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Gold Futures Contract and/or the Equity Index Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Gold Futures Contract and/or the Equity Index Futures Contract, as applicable. (Substitute Futures and/or Financial Instruments are more fully described later in the Report under the section “Substitute Futures and Financial Instruments.”)

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

[1] Connotes the exchange on which the underlying Index Futures Contracts are traded. Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

[2] The earliest date on which the Index is calculated is referred to as the base date, or Base Date. By definition, the Index is comprised of a specific proportion, or Base Weight, of each underlying Sub-Index.

3 As of the Base Date, and upon daily rebalancing, the Long Sub-Index base weight, or the Long Sub-Index Base Weight, is +100%. As of the Base Date and upon daily rebalancing, the Short Sub-Index base weight, or the Short Sub-Index Base Weight, is also +100%.

[4] Monday – Friday: 08:20-13:30 (Eastern Time). For the avoidance of doubt, the referenced contracts do not trade on Saturday.

[5] Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).

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

     Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) will serve as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement,

the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner.

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

     The Index Sponsor obtains information for inclusion in or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of any of the Indexes or any data included in the Index.

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

Effect of Leverage

     The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a physical commodity, such as a Gold Futures Contract, is the contract size (measured in fixed units of the corresponding commodity) multiplied by the market price for future delivery of the commodity. So if a contract for December delivery of 100 troy ounces of gold has a market price of $1,600, the notional value of the contract is $160,000 (100 contract size x $1,600 market price). For a financial futures contract such as an E-mini Standard & Poor’s 500 Stock Price Index™ Futures, the contract size is a number of fixed dollars, or $50 for the E-mini Standard & Poor’s 500 Stock Price Index™ Futures contract. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,300, the notional value of the contract is $65,000 (e.g. $50 contract size x $1,300 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

Substitute Futures and Financial Instruments

     In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. At June 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

     Performance Summary

     This Report covers the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSG”.

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

S&P Gold-Equity Spread Total Return Index
LONG OR SHORT FUTURES CONTRACTS INVESTED BY THE FUND; (EXCHANGE*, CONTRACT SYMBOL)	NAME OF SUB-INDEXES NAME OF INDEX FUTURES CONTRACTS
Long Futures Contract: Gold Futures (NYMEX, GC) Short Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index Futures(CME, ES)	Long Sub-Index:
S&P GSCI Gold Excess Return Index
Long Index Futures Contract:
 Gold Futures

Short Sub-Index:
S&P 500 Futures Excess Return Index
Short Index Futures Contract:
E-mini Standard and Poor’s 500 Stock Price Index Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor. “NYMEX” means the NYMEX division of the CME, or its successor.

     The section “Summary of S&P Gold-Equity Spread Total Return Index and Sub-Indexes Returns for the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011” below provides an overview of the changes in the closing levels of S&P Gold-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

     The following table highlights the results of the S&P Gold-Equity Spread Total Return Index and its Sub-Indexes for the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011.

Summary of S&P Gold-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended June 30, 2011	Period from February 22, 2011 to June 30, 2011
Index: S&P Gold-Equity Spread Total Return Index	4.08%	5.56%
Long Sub-Index: S&P GSCI Gold Excess Return Index	4.28%	7.05%
Short Sub-Index: S&P 500® Futures Excess Return Index	0.02%	0.87%
3-Month United States Treasury Obligations	0.012%	0.023%

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

     The Fund’s critical accounting policy with respect to Financial Instruments is as follows:

  The Fund may invest in Financial Instruments. The Financial Instruments would be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.

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

     A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in commodity futures contracts. Although the following percentages may vary substantially over time, as of June 30, 2011, substantially all the net assets of the Fund had been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Market Risk

     Trading in futures contracts involves the Fund entering into contractual commitments to purchase or sell a particular physical commodity or financial index instrument at a specified date and price. The market risk to be associated with the Fund’s commitments to purchase commodities or investment instruments will be limited to the gross or face amount of the futures contracts held. However, should the Fund enter into a contractual commitment to sell commodities or financial index instruments, it would be required to make delivery of the underlying commodity (or, if applicable, the cash, in the case of a financial index instrument) at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the commodity or the financial index instrument can rise is unlimited, entering into commitments to sell a commodity or a financial index instrument exposes the Fund to theoretically unlimited risk.

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

Operating Activities

     Net cash flow used for operating activities was $5,340,762 for the period February 22, 2011 to June 30, 2011. This amount includes cash held by broker of $5,302,391 as reflected in the Statement of Financial Condition.

Financing Activities

     The Fund’s net cash flow provided by financing activities was $5,357,466 for the period February 22, 2011 to June 30, 2011 consisting of $10,413,442 from the sale of Shares to Authorized Participants and $5,055,976 paid on the redemption of Shares by Authorized Participants.

Results of Operations

     The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSG”.

     The Fund seeks to track approximately +200% of the daily return of the S&P Gold-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between gold and the U.S. equity market segments primarily by establishing a leveraged long position in the Gold Futures (the “Gold Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSG NAV to FSG Market Value for the Three Months Ended June 30, 2011” and “Comparison of Per Share FSG NAV to FSG Market Value for the period from February 22, 2011 to June 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSG NAV to Benchmark Index for the Three Months Ended June 30, 2011” and “Comparison of FSG NAV to Benchmark Index for the period February 22, 2011 to June 30, 2011”).

     The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Futures Contracts. The Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Futures Contracts, which may compel the Fund to trade futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the Index over the same period. The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either +200% or -200%) the return of the Fund’s Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of the Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF PER SHARE FSG NAV TO FSG MARKET VALUE FOR

THE THREE MONTHS ENDED JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The market value of FSG and its NAV tracked closely for the three months ended June 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSG NAV TO FSG MARKET VALUE FOR

THE PERIOD FEBRUARY 22, 2011 TO JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The market value of FSG and its NAV tracked closely for the period February 22, 2011 to June 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the 2X leverage return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the three months ended June 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values and most recently in the appearance of a premium. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of the fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR

THE PERIOD FEBRUARY 22, 2011 TO JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X leverage return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the period February 22, 2011 to June 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legends

S&P Gold-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the three months ended June 30, 2011 and the period from February 24, 2011 (date of initial trading of Fund Shares) to June 30, 2011. Both lines in the chart above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 1:30 p.m. Eastern Time close of trading in the gold futures market. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 1:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 1:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of fund expenses.

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

With respect to Index data, no representation is being made that the Index will or is likely to achieve annual or cumulative closing levels consistent with or similar to those used in the graphs above. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or the historical annual or cumulative changes in the Index closing levels. In fact, there are frequently sharp differences between the hypothetical results and the actual results subsequently achieved by investment methodologies, whether active or passive.

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated February 22, 2011, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

The Managing Owner commenced operations on November 2, 2009. The Managing Owner and its trading principals have been managing the day-to-day operations of the Fund and, if applicable, related products and managing futures accounts. Because there are limited actual trading results to compare to the Index closing levels as set forth in the graphs above, current and prospective investors should be particularly wary of placing undue reliance on the cumulative Index results as reflected in the graphs above.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

     During the three months ended June 30, 2011 the NYSE Arca market value of each Share increased 7.26% from $24.38 per Share, representing the closing price on March 31, 2011 to $26.15 per Share, representing the closing price on June 30, 2011. The Share price high and low for the three months ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $29.88 per Share (+22.56%) on June 15, 2011 to a low of $23.93 per Share (-4.03%) on April 1, 2011.

Fund Share Net Asset Value Performance

     For the three months ended June 30, 2011, the net asset value of each Share increased (+7.89%) from $24.45 per Share to $26.38 per Share (NAV calculation methodology). For the three months ended June 30, 2011, gains in the Gold Futures Contract substantially offset the losses in the E-mini S&P 500 Index Futures Contracts and fund expenses. The timing of sales and redemptions of Fund Shares in relation to the fluctuating market values of Index Futures Contracts was the primary contributor to the overall increase in the NAV per Share during the period.

     Net loss for the three months ended June 30, 2011, was $14,063, resulting from net realized gains on investments and futures contracts of $323,427, net unrealized losses on futures contracts of $322,852, and the net investment loss of $14,638.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

Fund Share Price Performance

     During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to June 30, 2011, the NYSE Arca market value of each Share increased 4.77% from $24.96 per Share, representing the initial trade on February 24, 2011 to $26.15 per Share, representing the closing price on June 30, 2011. The Share price high and low for the period February 24, 2011 to June 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $29.88 per Share (+19.71%) on June 15, 2011 to a low of $23.79 per Share (-4.69%) on March 3, 2011.

Fund Share Net Asset Value Performance

     For the period February 22, 2011 (commencement of investment operations) to June 30, 2011, the net asset value of each Share increased (+5.52%) from $25.00 per Share to $26.38 per Share (NAV calculation methodology). For the period February 22, 2011 to June 30, 2011, gains in the Gold Futures Contract substantially offset the losses in the E-mini S&P 500 Index Futures Contracts and fund expenses. The timing of sales and redemptions of Fund Shares in relation to the fluctuating market values of Index Futures Contracts was the primary contributor to the overall increase in the NAV per Share during the period.

     Net loss for the period February 22, 2011 to June 30, 2011, was $97,680, resulting from net realized gains on investments and futures contracts of $402,740, net unrealized losses on futures contracts of $458,637, and the net investment loss of $41,783.

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

     (b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-164755) was declared effective on February 22, 2011 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Shares began trading on the NYSE Arca as of February 24, 2011.

     For the three months ended June 30, 2011, 200,000 Shares were created for $5,413,442 and 200,000 Shares were redeemed for $5,055,976. On June 30, 2011, 200,040 Shares of the Fund were outstanding for a market capitalization of $5,231,046.

     (c) The following table summarizes the redemptions by Authorized Participants for the Period February 22, 2011 through June 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three months ended June 30, 2011	200,000	$25.28
For the Period February 22, 2011 through March 31, 2011	-	-

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC, its Managing Owner

	By:	/s/ Stuart J. Rosenthal Name: Stuart J. Rosenthal Title: Chief Executive Officer

	By:	/s/ Mary Byra
Dated: August 15, 2011		Name: Mary Byra Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1