Form 10-Q
period 2011-09-30
FactorShares 2X: Gold Bull/S&P500 Bear
filed 2011-11-09
CIK 1482879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to _________________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No    ✓

Indicate the number of outstanding Shares as of October 31, 2011: 500,040 Shares.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
TABLE OF CONTENTS

i

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Statement of Financial Condition
September 30, 2011 (unaudited)

Assets
Short-term investments, at fair value (cost $200,000)	$200,000
Segregated cash held by broker	25,800,999
Receivable on open futures contracts	1,630,924
Due from related parties	14,952
Total assets	$27,646,875

Liabilities and shareholders’ capital

Payable on open futures contracts	$5,136,296
Due to related parties	16,461
Accrued liabilities	111,811
Total liabilities	5,264,568

Shareholders’ capital

Paid-in-capital	23,972,501
Accumulated earnings (deficit)	(1,590,194)
Total shareholders’ capital	22,382,307

Total liabilities and shareholders’ capital	$27,646,875
Shares outstanding (unlimited authorized)	600,040
Net asset value per share	$37.30
Market value per share	$37.41

See accompanying notes to unaudited financial statements.

 FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Schedule of Investments
September 30, 2011 (unaudited)

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (0.9% of shareholders’ capital)
Money Market Funds (0.9% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$200,000	$200,000
Total Short-Term Investments
(Cost $200,000)		$200,000
DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
Gold 100oz Futures, DEC11	269	$48,776,166	$43,639,870	$(5,136,296)
Futures Contracts Sold
S & P 500 E Mini Index Futures, DEC11	765	$44,700,424	$43,069,500	$1,630,924
				$(3,505,372)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Statements of Operations
For the Three Months Ended September 30, 2011 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Three Months Ended September 30, 2011	For the Period from February 22, 2011* to September 30, 2011
Investment Income
Interest Income	$—	$470
Other Income	3,600	5,850
Total Investment Income	3,600	6,320
Expenses
Management fee	29,731	39,732
Brokerage commission and fees	12,328	14,561
Audit fees	29,400	75,907
Legal fees	1,814	12,804
Tax Return preparation fees	16,528	33,759
Administrative/Accounting/Custodian fees	9,676	26,972
Listing and Calculation Agent fees	3,408	7,910
Printing and Postage	6,085	12,324
Distribution fees	2,961	6,390
Insurance	5,738	10,010
Other Expenses	5,400	8,139
Total Expenses	123,069	248,508
Less – reduction in management fee	(3,583)	(12,662)
Less – expense reimbursement	(14,952)	(86,809)
Net Expenses	104,534	149,037
Net Investment Income/(Loss)	(100,934)	(142,717)

Net Realized and Unrealized Gain/(Loss) on Investment Activity
Net Realized Gain/(Loss)
Investments	—	350
Futures Contracts	1,655,155	2,057,545
Net Realized Gain/(Loss)	1,655,155	2,057,895
Change in Unrealized Gain/(Loss)
Futures Contracts	(3,046,735)	(3,505,372)
Net realized and unrealized gain/(loss)	(1,391,580)	(1,447,477)
Net Income/(Loss)	$(1,492,514)	$(1,590,194)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statement of Changes in Shareholders' Capital
For the Period from February 22, 2011* to September 30, 2011 (unaudited)

Shareholders’ Capital at beginning of period	$1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of 1,000,000 shares	37,583,579
Redemption of 400,000 shares	(13,612,078)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	23,971,501

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(142,717)
Net realized gain (loss)	2,057,895
Change in net unrealized appreciation/(depreciation)	(3,505,372)
Increase/(decrease) in Shareholders’ Capital from operations	(1,590,194)
Shareholders’ Capital at end of period	$22,382,307

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Statement of Cash Flows
For the Period from February 22, 2011* to September 30, 2011 (unaudited)

Cash flows used in operating activities:
Net income/(loss)	$(1,590,194)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(25,800,999)
Net purchase of investments	(199,530)
Accretion of discount on United States Treasury Obligations	(470)
Increase in receivable on open futures contracts	(1,630,924)
Increase in due from related parties	(14,952)
Increase in payable on open futures contracts	5,136,296
Increase in due to related parties	16,461
Increase in accrued liabilities	111,811
Net cash used in operating activities	(23,972,501)

Cash flows from financing activities:
Proceeds from sale of shares	37,583,579
Payments on shares redeemed	(13,612,078)
Net cash provided by financing activities	23,971,501
Net decrease in cash	(1,000)
Cash, beginning of period	1,000
Cash, end of period	$—

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR

Notes to Financial Statements

September 30, 2011 (unaudited)

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

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its fund capital (i.e., the estimated net asset value) (the “Fund Capital”) in the front month Gold Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Capital in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the Net Asset Value (“NAV”) Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Gold Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately −200% of the value of its Fund Capital.

The Fund has a leverage ratio of approximately 4:1 upon daily rebalancing.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

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

(c)     Cash

Cash, when shown in the Statement of Financial Condition, represents non-segregated cash with the custodian and does not include short term investments.

(d)     Segregated Cash Held by Broker

The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segregated cash held by broker in the Statement of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker and is recorded on the accrual basis.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

(e)     Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund Shares for the period ended September 30, 2011 was at 1:30 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 1:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period ended September 30, 2011.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2011.

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

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

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

The following table summarizes the valuation of investments at September 30, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	—	—	$(3,505,372)b	$(3,505,372)
Level II – Other Significant Observable Inputs	—	$200,000a	—	$200,000
Total	—	$200,000	$(3,505,372)	$(3,305,372)
a	- Included in Short-term investments in the Statement of Financial Condition.
b	- Included in Payable on open futures contracts in the Statement of Financial Condition.

There were no Level III type holdings as of September 30, 2011.

During the period February 22, 2011 to September 30, 2011, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

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

All open derivative positions at September 30, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

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

Fair Value of Derivative Instruments
As of September 30, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	—	—	Payable on open futures contracts	$(5,136,296)*
Equity Risk	Receivable on open futures contracts	$1,630,924*	—	—

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations
For the Three Months Ended September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,550,928	$(4,938,920)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$104,227	$1,892,185

The futures contracts open at September 30, 2011 are indicative of the activity for the period ended September 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations
For the Period February 22, 2011 to September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,995,402	$(5,136,296)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$62,143	$1,630,924

The futures contracts open at September 30, 2011 are indicative of the activity for the period February 22, 2011 through September 30, 2011.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

(4)     Agreements

(a)     Management Fee

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the average daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s advisory services to the Fund. From the Management Fee, the Managing Owner will be responsible for paying any license fee relating to the Index. As of March 4, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses did not exceed an annual rate of 2% of the value of the Fund’s average daily net assets. As of July 18, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses did not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets. As of August 1, 2011, the Managing Owner discontinued the voluntary waiver of management fees and reimbursement of expenses. The waiver and reimbursement for the period from February 22, 2011 to July 31, 2011 were voluntary on the part of the Managing Owner.

The reduction in management fee, pursuant to the undertaking, amounted to $3,583 for the three months ended September 30, 2011 and $12,662 for the period from February 22, 2011 to September 30, 2011.

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,961 for the three months ended September 30, 2011 and $6,390 for the period from February 22, 2011 to September 30, 2011 as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

The Managing Owner does not expect brokerage commissions and fees to exceed 0.13% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The brokerage commission and fees amounted to $12,328 for the three months ended September 30, 2011 and $14,561 for the period from February 22, 2011 to September 30, 2011 as disclosed in the Statements of Operations.

(e)     The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $633 for the three months ended September 30, 2011 and $1,512 for the period from February 22, 2011 to September 30, 2011 which is included in Other Expenses in the Statements of Operations.

(f)     Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $123,069 for the three months ended September 30, 2011 and $248,508 for the period from February 22, 2011 to September 30, 2011.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $14,952 for the three months ended September 30, 2011 and $86,809 for the period from February 22, 2011 to September 30, 2011.

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

For the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

(h)     Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

(5)     Creations and Redemptions

The Fund issues and redeems Shares from time to time, but only in one or more Baskets. A Basket is a block of 100,000 Shares of the Fund. Baskets may be created or redeemed only by Authorized Participants.

Except when aggregated in Baskets, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with the Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions is not relevant to retail investors.

(a)       Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $3,600 for the three months ended September 30, 2011 and $5,850 for the period from February 22, 2011 to September 30, 2011 in AP Transaction Fees.

 (b)     Share Transactions

Summary of Share Transactions for the Period from February 22, 2011 to September 30, 2011

	Shares	Paid in Capital
Shares Sold	1,000,000	$37,583,579
Shares Redeemed	(400,000)	(13,612,078)
Net Increase/(Decrease)	600,000	$23,971,501

(6)     Risk

(a)     Correlation Risk

The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200% or -200%) of the periodic return, positive or negative, of the corresponding benchmark and will likely differ significantly.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

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

(8)     Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9)     Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Notes to Financial Statements September 30, 2011 (unaudited) (continued)

(10)     Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the three months ended September 30, 2011 and for the period from February 22, 2011 to September 30, 2011. The net investment income/(loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended September 30, 2011	For the Period from February 22, 2011* to September 30, 2011

Net Asset Value
Net asset value per Share, beginning of period	$26.30	$25.00
Net investment income (loss)	(0.26)	(0.58)
Net realized and unrealized gain (loss)	11.26 [a]	12.88 [a]
Net income (loss)	11.00	12.30
Net asset value per Share, end of period	$37.30	$37.30
Market value per Share, end of period	$37.41	$37.41
Ratios to average Net Assets [b]
Expense ratio [c]	2.71%	2.86%
Expense ratio before waiver / reimbursement	3.20%	4.77%
Net investment income (loss)	(2.62)%	(2.74)%
Total Return, at net asset value [d]	41.83%	49.20%[e]
Total Return, at market value [d]	43.06%	49.88%[e]

[a]	The amount shown does not follow the change in aggregate gains and losses in the futures contracts and investments for the period because of the timing of sales and redemptions of the Fund’s Shares in relation to fluctuating market values for the portfolio.
[b]	Percentages are annualized.
[c]	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See footnote Note 4(a).
[d]	Percentages are not annualized.
[e]	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

(11)       New Accounting Pronouncement

In May 2011, FASB Issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosure about amounts and reason for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. At this time, management is evaluating the implications of ASU 2011-04 and its impact on the financial statements.

(12)       Subsequent Events

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
5 Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).
______________________

The Index is rebalanced daily as of the Index Calculation Time in order to continue to reflect the spread, or the difference in the daily return, between two specific market segments. By rebalancing the Index on a daily basis as of the Index Calculation Time, the Index will then be comprised of equal notional amounts (i.e. +100% and −100%, respectively) of both of its Long Index Futures Contracts and Short Index Futures Contracts in accordance with its daily objective. Daily rebalancing of the Index will lead to different results than would otherwise occur if the Index, and in turn, the Fund, were to be rebalanced less frequently or more frequently than daily.

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

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its Fund Capital (i.e., the estimated net asset value) in the front month Gold Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Capital in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Gold Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately −200% of the value of its Fund Capital.

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

The Index Sponsor obtains information for inclusion in or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of any Index or any data included in the Index.

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

Effect of Leverage

The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a physical commodity, such as a Gold Futures Contract, is the contract size (measured in fixed units of the corresponding commodity) multiplied by the market price for future delivery of the commodity. So if a contract for December delivery of 100 troy ounces of gold has a market price of $1,600, the notional value of the contract is $160,000 (100 contract size x $1,600 market price). For a financial futures contract such as an E-mini Standard & Poor’s 500 Stock Price Index™ Futures, the contract size is a number of fixed dollars, or $50 for the E-mini Standard & Poor’s 500 Stock Price Index™ Futures contract. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,150, the notional value of the contract is $57,500 (e.g. $50 contract size x $1,150 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

For example, in the absence of tracking error, an investment in the Fund (which has a Fund multiple of +200%) assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to −4% daily when both of the following occur on the same trading day:

•	the Long Sub-Index decreases −1% and
•	the Short Sub-Index increases +1%.
19

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. At September 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This Report covers the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSG”.

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

S&P Gold-Equity Spread Total Return Index
LONG OR SHORT FUTURES CONTRACTS INVESTED BY THE FUND; (EXCHANGE*, CONTRACT SYMBOL)	NAME OF SUB-INDEXES NAME OF INDEX FUTURES CONTRACTS
Long Futures Contract: Gold Futures (NYMEX, GC)	Long Sub-Index: S&P GSCI Gold Excess Return Index Long Index Futures Contract: Gold Futures
Short Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index Futures(CME, ES)	Short Sub-Index: S&P 500 Futures Excess Return Index Short Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index Futures
*	Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor. “NYMEX” means the NYMEX division of the CME, or its successor.

The section “Summary of S&P Gold-Equity Spread Total Return Index and Sub-Indexes Returns for the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011” below provides an overview of the changes in the closing levels of S&P Gold-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P Gold-Equity Spread Total Return Index and its Sub-Indexes for the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011.

Summary of S&P Gold-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended September 30, 2011	Period from February 22, 2011 to September 30, 2011
Index: S&P Gold-Equity Spread Total Return Index	21.03%	27.76%
Long Sub-Index: S&P GSCI Gold Excess Return Index	7.81%	15.41%
Short Sub-Index: S&P 500® Futures Excess Return Index	(13.98)%	(13.23)%
3-Month United States Treasury Obligations	0.019%	0.034%

Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the period covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or − 200%) the return of the Index for that period. Due to a number of reasons as described throughout this Report, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceeds the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and, at times, treasury securities, which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

The Fund calculates its net asset value as of the NAV Calculation Time as described above.

The Fund’s critical accounting policy with respect to Financial Instruments is as follows:

•	The Fund may invest in Financial Instruments. The Financial Instruments would be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.
•	The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
•	The Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contract becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.
•	Fair value pricing with respect to the Financial Instruments may require subjective determinations about the value of the Financial Instruments. While the Fund’s policy is intended to result in a calculation of the Fund’s net asset value that fairly reflects investment values of the Financial Instruments as of the time of pricing, the Fund cannot ensure that fair values determined by the Managing Owner or persons acting at its direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that Financial Instrument as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the Financial Instruments were sold and the differences could be material to the applicable financial statements.
•	The Fund will disclose the fair value of its Financial Instruments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
•	Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the contract is closed or the changes occur, respectively.

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in commodity futures contracts. Although the following percentages may vary substantially over time, as of September 30, 2011, substantially all the net assets of the Fund had been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

The Fund’s Financial Instruments, if any, are also subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, the Financial Instruments are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. Entry into Financial Instruments may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

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

The Managing Owner attempts to minimize these credit risks by requiring the Fund to abide by various trading limitations and policies, which include limiting margin accounts and trading only in liquid markets. The Managing Owner has implemented procedures which include, but are not limited to:

•	executing and clearing trades with creditworthy counterparties;
•	limiting the amount of margin or premium required for any one futures contract or all futures contracts combined; and
•	limiting transactions to futures contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

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

Cash Flows

The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares of the Fund. This cash is invested into the Fund where it may be used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

Net cash flow used in operating activities was $23,972,501 for the period February 22, 2011 to September 30, 2011. This amount includes Segregated cash held by broker of $25,800,999 as reflected in the Statement of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $23,971,501 for the period February 22, 2011 to September 30, 2011 consisting of $37,583,579 from the sale of Shares to Authorized Participants and $13,612,078 paid on the redemption of Shares by Authorized Participants.

Results of Operations

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSG”.

The Fund seeks to track approximately +200% of the daily return of the S&P Gold-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between gold and the U.S. equity market segments primarily by establishing a leveraged long position in the Gold Futures (the “Gold Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSG NAV to FSG Market Value for the Three Months Ended September 30, 2011” and “Comparison of Per Share FSG NAV to FSG Market Value for the period from February 22, 2011 to September 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSG NAV to Benchmark Index for the Three Months Ended September 30, 2011” and “Comparison of FSG NAV to Benchmark Index for the period February 22, 2011 to September 30, 2011”).

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
THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSG and its NAV tracked closely for the three months ended September 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSG NAV TO FSG MARKET VALUE FOR
THE PERIOD FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSG and its NAV tracked closely for the period February 22, 2011 to September 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the 2X leveraged return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the three months ended September 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values and most recently in the appearance of a premium. The difference is related to the combination of the market prices after the close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of the fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR
THE PERIOD FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X leveraged return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the period February 22, 2011 to September 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values and most recently in the appearance of a premium. The difference is related to the combination of the market prices after the close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legends

S&P Gold-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the three months ended September 30, 2011 and the period from February 24, 2011 (date of initial trading of Fund Shares) to September 30, 2011. Both lines in the chart above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 1:30 p.m. Eastern Time close of trading in the gold futures market. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 1:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 1:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

During the three months ended September 30, 2011, the NYSE Arca market value of each Share increased 43.06% from $26.15 per Share, representing the closing price on June 30, 2011 to $37.41 per Share, representing the closing price on September 30, 2011. The Share price high and low for the three months ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $54.70 per Share (+109.18%) on August 22, 2011 to a low of $24.88 per Share (-4.86%) on July 1, 2011.

Fund Share Net Asset Value Performance

For the three months ended September 30, 2011, the net asset value of each Share increased 38.25% from $26.30 per Share to $36.36 per Share (NAV calculation methodology). For the three months ended September 30, 2011, realized gains in the Gold Futures Contracts and realized and unrealized gains in the E-mini S&P 500 Index Futures Contracts more than offset fund expenses contributing to the overall increase in the NAV per Share during the period. The net unrealized loss in the Gold Futures Contracts at September 30, 2011 resulted from the timing of the creation of Fund Shares activity, and corresponding purchase of Gold Futures Contracts, during the three months ended September 30, 2011, at prices that were higher than closing Gold futures prices at September 30, 2011.

Net loss for the three months ended September 30, 2011, was $1,492,514, resulting from net realized gains on investments and futures contracts of $1,655,155, net unrealized losses on futures contracts of $3,046,735, and the net investment loss of $100,934.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to September 30, 2011, the NYSE Arca market value of each Share increased 49.88% from $24.96 per Share, representing the initial trade on February 24, 2011 to $37.41 per Share, representing the closing price on September 30, 2011. The Share price high and low for the period February 24, 2011 to September 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $54.70 per Share (+119.15%) on August 22, 2011 to a low of $23.79 per Share (-4.69%) on March 3, 2011.

Fund Share Net Asset Value Performance

For the period February 22, 2011 (commencement of investment operations) to September 30, 2011, the net asset value of each Share increased 45.44% from $25.00 per Share to $36.36 per Share (NAV calculation methodology). For the period February 22, 2011 to September 30, 2011, realized gains in the Gold Futures Contracts and realized and unrealized gains in the E-mini S&P 500 Index Futures Contracts more than offset fund expenses contributing to the overall increase in the NAV per Share during the period. The net unrealized loss in the Gold Futures Contracts at September 30, 2011 resulted from the timing of the creation of Fund Shares activity, and corresponding purchase of Gold Futures Contracts, during the three months ended September 30, 2011, at prices that were higher than closing Gold futures prices at September 30, 2011.

Net loss for the period February 22, 2011 to September 30, 2011, was $1,590,194, resulting from net realized gains on investments and futures contracts of $2,057,895, net unrealized losses on futures contracts of $3,505,372, and the net investment loss of $142,717.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds;
•	Global or regional political, economic or financial events and situations as currently experienced by Libya, Yemen, Sudan, Egypt, Bahrain, Tunisia and several other countries in the Gulf States;
•	Supply and demand changes which influence the foreign exchange rates of various currencies, but most significantly the U.S. dollar;
•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;
•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.
•	Because the Fund invests in the Gold Futures Contracts, the Fund is subject to the risks inherent in an investment linked to a physical commodity. If an event occurs that adversely affects the commodity market for gold in light of your investment, the value of your Shares may also be adversely affected.
•	Because the Fund invests approximately half of its portfolio in the Gold Futures Contracts, the Fund is subject to the non-diversification risks associated with the Gold Futures Contracts, which may adversely affect the value of your Shares.
•	To the extent that the underlying index of the Gold Futures Contracts is concentrated in a single commodity, such concentration may amplify the potentially adverse effects upon the Fund.
•	The Fund is subject to commodity exchange risk, which means that certain actions or inactions by the exchange may be adverse to the value of the Gold Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.
•	Changes in the commodities and/or equity markets may adversely affect the value of the Fund, and in turn, the value of your Shares.
36

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Stuart J. Rosenthal, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, and, based upon that evaluation, Stuart J. Rosenthal and Mary Byra, the Principal Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For the three months ended September 30, 2011, 600,000 Shares were created for $27,170,137 and 200,000 Shares were redeemed for $8,556,102. On September 30, 2011, 600,040 Shares of the Fund were outstanding for a market capitalization of $22,447,496.

(c)     The following table summarizes the redemptions by Authorized Participants for the Period February 22, 2011 through September 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three months ended September 30, 2011	200,000	$42.73
Three months ended June 30, 2011	200,000	$25.28
For the Period February 22, 2011 through March 31, 2011	—	—

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
By:	Factor Capital Management, LLC, its Managing Owner
By:	/s/ Stuart J. Rosenthal
Name: Stuart J. Rosenthal Title: Principal Executive Officer
By:	/s/ Mary Byra
Name: Mary Byra Title: Principal Financial Officer

Dated: November 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1