Form 10-Q
period 2012-09-30
FactorShares 2X: Gold Bull/S&P500 Bear
filed 2012-11-15
CIK 1482879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of outstanding Shares as of November 1, 2012: 400,040 Shares.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	1

PART II.	OTHER INFORMATION	44

SIGNATURES	46

EXHIBIT INDEX	E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR Statements of Financial Condition September 30, 2012 and December 31, 2011

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $6,013,407 and $6,356,671, respectively)	$6,013,407	$6,356,671
Segregated cash held by broker	1,410,459	7,478,765
Receivable on open futures contracts	1,993,220	-
Prepaid expenses	7,227	464
Total assets	$9,424,313	$13,835,900

Liabilities and shareholders’ capital
Payable on open futures contracts	$-	$2,960,461
Due to related parties	71,371	14,906
Accrued liabilities	67,457	145,051
Total liabilities	138,828	3,120,418

Shareholders’ capital

Paid-in-capital	$17,516,996	$17,516,996
Accumulated earnings/(deficit)	(8,231,511)	(6,801,514)
Total shareholders’ capital	9,285,485	10,715,482

Total liabilities and shareholders’ capital	$9,424,313	$13,835,900
Shares outstanding	400,040	400,040
Net asset value per share	$23.21	$26.79
Market value per share	$23.14	$26.72

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR Schedule of Investments September 30, 2012 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (64.76% of shareholders’ capital)
Money Market Funds (64.76% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 6,013,407	$ 6,013,407
Total Short-Term Investments
(Cost $6,013,407)				$ 6,013,407

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
Gold 100oz Futures, DEC12	104	$16,630,271	$18,448,801	$ 1,818,530
Futures Contracts Sold
S & P 500 E Mini Index Futures, DEC12	258	$18,705,540	$18,530,850	$ 174,690
				$ 1,993,220

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Schedule of Investments
December 31, 2011

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (59.32% of shareholders’ capital)
Money Market Funds (59.32 of shareholders’ capital)
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

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended September 30, 2012 and September 30, 2011 and the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

		Three Months Ended		Nine Months Ended	Period from February 22, 2011* to
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment Income
	Interest Income	$ 68	$ -	$ 68	$ 470
	Other Income	-	3,600	-	5,850
Total Investment Income		68	3,600	68	6,320
Expenses
	Management fee	16,404	29,731	53,772	39,732
	Brokerage commission and fees	2,128	12,328	8,115	14,561
	Audit fees	11,250	29,400	55,577	75,907
	Legal fees	3,500	1,814	30,635	12,804
	Tax Return preparation fees	-	16,528	51,735	33,759
	Administrative/Accounting/Custodian fees	17,648	9,676	47,840	26,972
	Listing and Calculation Agent fees	2,792	3,408	8,359	7,910
	Printing and Postage	4,460	6,085	24,302	12,324
	Distribution fees	2,886	2,961	8,800	6,390
	Insurance	4,655	5,738	13,012	10,010
	PFO Support Services	8,750	-	14,050	-
	Other Expenses	1,685	5,400	7,358	8,139
	Total Expenses	76,158	123,069	323,555	248,508
	Less – reduction in management fee	-	(3,583)	-	(12,662)
	Less – expense reimbursement	-	(14,952)	-	(86,809)
	Net Expenses	76,158	104,534	323,555	149,037
	Net Investment Income (Loss)	(76,090)	(100,934)	(323,487)	(142,717)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
	Investments	-	-	-	350
	Futures Contracts	(1,942,067)	1,655,155	(6,060,191)	2,057,545
	Net Realized Gain/(Loss)	(1,942,067)	1,655,155	(6,060,191)	2,057,895
Change in Unrealized Gain (Loss)
	Futures Contracts	2,432,042	(3,046,735)	4,953,681	(3,505,372)
	Net realized and unrealized gain (loss)	489,975	(1,391,580)	(1,106,510)	(1,447,477)
Net Income (Loss)		$ 413,885	$ (1,492,514)	$ (1,429,997)	$ (1,590,194)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Three Months ended September 30, 2012 and September 30, 2011 (unaudited)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011

Shareholders’ Capital at beginning of period	$ 8,871,600	$ 5,260,786
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 600,000 shares, respectively	-	27,170,137
Redemption of -0- and 200,000 shares, respectively	-	(8,556,102)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	18,614,035

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(76,090)	(100,934)
Net realized gain/(loss)	(1,942,067)	1,655,155
Change in net unrealized appreciation/(depreciation)	2,432,042	(3,046,735)
Increase/(decrease) in Shareholders’ Capital from operations	413,885	(1,492,514)
Shareholders’ Capital at end of period	$ 9,285,485	$ 22,382,307

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011 to September 30, 2011

Shareholders’ Capital at beginning of period	$ 10,715,482	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 1,000,000 shares, respectively	-	37,583,579
Redemption of -0- and 400,000 shares, respectively	-	(13,612,078)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	23,971,501

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(323,487)	(142,717)
Net realized gain/(loss)	(6,060,191)	2,057,895
Change in net unrealized appreciation/(depreciation)	4,953,681	(3,505,372)
Increase/(decrease) in Shareholders’ Capital from operations	(1,429,997)	(1,590,194)
Shareholders’ Capital at end of period	$ 9,285,485	$ 22,382,307

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR Statements of Cash Flows For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)
	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011* to September 30, 2011
Cash flows used in operating activities:
Net income/(loss)	$ (1,429,997)	$ (1,590,194)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Decrease/(Increase) in segregated cash balances for futures agreements	6,068,306	(25,800,999)
Increase in prepaid expenses	(6,763)	-
Net sale/(purchase) of investments	343,264	(199,530)
Accretion of discount on United States Treasury Obligations	-	(470)
Increase in due from related parties	-	(14,952)
Increase in receivable on open futures contracts	(1,993,220)	(1,630,924)
Increase/(Decrease) in payable on open futures contracts	(2,960,461)	5,136,296
Increase in due to related parties	56,465	16,461
Increase/(Decrease) in accrued liabilities	(77,594)	111,811
Net cash used in operating activities	-	(23,972,501)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	37,583,579
Payments on shares redeemed	-	(13,612,078)
Net cash provided by financing activities	-	23,971,501
Net decrease in cash	-	(1,000)
Cash, beginning of period	-	1,000

Cash, end of period	$ -	$ -

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited)

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

On July 16, 2012, GENCAP Ventures, LLC, a Texas limited liability company, became the sole member and owner of Factor Advisors, LLC, pursuant to a definitive Purchase and Sale Agreement with Factor Advisors Holding Co., LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of the Fund. The transaction constituted a change of control of the Fund.

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

This report covers the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and the period from February 22, 2011 (commencement of investment operations) to September 30, 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012 and September 30, 2011” and “Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011”, respectively).

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

The Gold Futures Contract provides an exposure to a major benchmark index, the S&P GSCI Gold Excess Return Index. The Gold Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of gold and thereby speculate on, or hedge exposure to, gold. The Gold Futures Contract serves as a proxy for gold because the performance of the Gold Futures Contract is dependent upon and reflects the changes in the price of gold. The Equity Index Futures Contract provides an exposure to a large-cap U.S. equity market segment, particularly U.S. large-cap equities. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of U.S. large-cap equities and thereby speculate on, or hedge exposure to, the direction of equity prices. The Equity Index Futures Contract serves as a proxy for U.S. large-cap equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the price of the underlying U.S. large-cap equities.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund Shares for the period ended September 30, 2012 was at 1:30 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 1:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period ended September 30, 2012.

Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2012 and December 31, 2011.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2012 and December 31, 2011 using the fair value hierarchy:

September 30, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$6,013,407 a	$1,993,220 b	$ 8,006,627
Total	-	$ 6,013,407	$ 1,993,220	$ 8,006,627

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $1,993,220 in Receivable on open futures contracts in the Statements of Financial Condition.

December 31, 2011

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$6,356,671a	$(2,960,461) b	$3,396,210
Total	-	$6,356,671	$(2,960,461)	$3,396,210

a – Included in Short-term investments in the Statements of Financial Condition.

b – Included in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or III type holdings at September 30, 2012 and December 31, 2011 and during the Nine Months Ended September 30, 2012 and in the Period from February 22, 2011 to December 31, 2011.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

During the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to December 31, 2011, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

All open derivative positions at September 30, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholder’s capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including the primary underlying risk exposures.

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

Fair Value of Derivative Instruments

As of September 30, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$1,818,530*	-	-
Equity Risk	Receivable on open futures contracts	$174,690*	-	-

*Includes cumulative appreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	-	-	Payable on open futures contracts	$(2,576,830)*
Equity Risk	-	-	Payable on open futures contracts	$(383,631)*

*Includes cumulative depreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(9,553)	$1,725,528
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(1,932,514)	$706,514

The futures contracts open at September 30, 2012 are indicative of the activity for the Three Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,550,928	$(4,938,920)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$104,227	$1,892,185

The futures contracts open at September 30, 2011 are indicative of the activity for the Three Months Ended September 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(2,063,634)	$4,395,360
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(3,996,557)	$558,321

The futures contracts open at September 30, 2012 are indicative of the activity for the Nine Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Period February 22, 2011 to September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,995,402	$(5,136,296)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$62,143	$1,630,924

The futures contracts open at September 30, 2011 are indicative of the activity for the period February 22, 2011 through September 30, 2011.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first 12 months of the Fund’s operations and $30,000 for the next 6 months and, effective September 1, 2012, $75,000 annually. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,886 and $2,961 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $8,800 and $6,390 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(d) The Commodity Broker

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker. The Commodity Broker is a member of Factor Advisors Holding Co., LLC. Factor Advisors Holding Co., LLC receives revenue payments from GENCAP Ventures, LLC, parent of the Managing Owner of the Fund. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

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

The brokerage commission and fees amounted to $2,128 and $12,328 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $8,115 and $14,561 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

(e) ETF Service Provider, LLC

Pursuant to a service agreement dated October 25, 2012 between the Managing Owner and ETF Service Provider, LLC (“ESP”), an affiliate of the Managing Owner, the Managing Owner, on behalf of the Fund, has appointed ESP as the tax service provider as well as the Principal Financial Officer (“PFO”) support service provider. ESP assists the Managing Owner with certain functions and duties such as the preparation and filing of the Quarterly and Annual regulatory reports filed with the Securities and Exchange Commission under PFO support services and K-1 processing and other tax return preparation services under tax service provider services.

For tax service provider services, ESP is paid an annual fee of $50,000 by the Fund. The tax return preparation fees amounted to $-0- and $50,000 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively. The tax return preparation fees for the 2011 were paid to a non-related third party service provider.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,750 and $8,750 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively, and are included in the PFO Support Services expense in the Statements of Operations. The PFO support services fees for the 2011 were paid to a non-related third party service provider.

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $633 and $633 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $1,880 and $1,512 for the Six Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, respectively, which are included in Other Expenses in the Statements of Operations.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $76,158 and $123,069 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $323,555 and $248,508 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $14,952 and $86,809, respectively, for the Three Months Ended September 30, 2011 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(h) Organizational and Offering Costs

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

For the Three Months Ended September 30, 2012 and September 30, 2011, and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

(i) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $3,600, respectively, in AP transaction fees for the Three Months Ended September 30, 2012 and September 30, 2011, respectively and $-0- and $5,850 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(b) Share Transactions

There were no Share Transactions during the Three Months Ended September 30, 2012.

There were no Share Transactions during the Nine Months Ended September 30, 2012.

Summary of Share Transactions for the Three Months Ended September 30, 2011

	Shares	Paid in Capital
Shares Sold	600,000	$ 27,170,137
Shares Redeemed	(200,000)	(8,556,102)
Net Increase/(Decrease)	400,000	$ 18,614,035

Summary of Share Transactions for the Period from February 22, 2011 to September 30, 2011

	Shares	Paid in Capital
Shares Sold	1,000,000	$37,583,579
Shares Redeemed	(400,000)	(13,612,078)
Net Increase/(Decrease)	600,000	$23,971,501

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

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Nine Months Ended	Period from February 22, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$22.18	$26.30	$26.79	$25.00
Net investment income/(loss)	(0.19)	(0.26)	(0.81)	(0.58)
Net realized and unrealized gain/(loss)	1.22	11.26 (b)	(2.77)	12.88	(b)
Net income/(loss)	1.03	11.00	(3.58)	12.30
Net asset value per Share, end of period	$23.21	$37.30	$23.21	$37.30
Market value per Share, end of period	$23.14	$37.41	$23.14	$37.41
Ratios to average Net Assets (a)
Expense ratio (c)	3.48%	2.71%	4.51%	2.86%
Expense ratio before waiver / reimbursement	3.48%	3.20%	4.51%	4.77%
Net investment income (loss)	(3.48)%	(2.62)%	(4.51)%	(2.74)%
Total Return, at net asset value (d)	4.64%	41.83%	(13.36)%	49.20	%(e)
Total Return, at market value (d)	4.28%	43.06%	(13.40)%	49.88	%(e)

a	Percentages are annualized.
b	The amount shown does not follow the change in aggregate gains and losses in the futures contracts and investments for the period because of the timing of sales and redemptions of the Fund’s Shares in relation to fluctuating market values for the portfolio.
c	For the period March 4, 2011 through July 17, 2011 Fund expenses had been capped at 2% of average net assets. For the period July 18 through July 31, 2011 Fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
d	Percentages are not annualized.
e	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

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
23

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. At September 30, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This Report covers the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trade under the symbol “FSG”.

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

The section “Summary of S&P Gold-Equity Spread Total Return Index and Sub-Indexes Returns for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011” below provides an overview of the changes in the closing levels of S&P Gold-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P Gold-Equity Spread Total Return Index and its Sub-Indexes for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011.

Summary of S&P Gold-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period from February 22, 2011 to September 30, 2011
Index: S&P Gold-Equity Spread Total Return Index	3.66%	21.03%	(3.98)%	27.76%
Long Sub-Index: S&P GSCI Gold Excess Return Index	10.25%	7.81%	12.34%	15.41%
Short Sub-Index: S&P 500® Futures Excess Return Index	6.22%	(13.98)%	16.11%	(13.23)%
3-Month United States Treasury Obligations	0.0218%	0.019%	0.0483%	0.034%

Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the periods covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or − 200%) the return of the Index for that period. Due to a number of reasons as described throughout this Report, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceeds the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in commodity futures contracts. Although the following percentages may vary substantially over time, as of September 30, 2012 and December 31, 2011, substantially all the net assets of the Fund had been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Cash Flows

The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares of the Fund. This cash may be invested into the Fund where it may be used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

Net cash flow used in operating activities was $-0- and $23,972,501 for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, respectively. At September 30, 2012 and December 31, 2011 segregated cash held by the broker was $1,410,459 and $7,478,765, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $23,971,501 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively. Net cash flow for the Period from February 22, 2011 to June 30, 2011 consisted of $37,583,579 from the sale of Shares to Authorized Participants and $13,612,078 paid on the redemption of Shares by Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSG”.

The Fund seeks to track approximately +200% of the daily return of the S&P Gold-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between gold and the U.S. equity market segments primarily by establishing a leveraged long position in the Gold Futures (the “Gold Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSG NAV to FSG Market Value for the Three Months Ended September 30, 2012 and September 30, 2011” and “Comparison of Per Share FSG NAV to FSG Market Value for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSG NAV to Benchmark Index for the Three Months Ended September 30, 2012 and September 30, 2011” and “Comparison of FSG NAV to Benchmark Index for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011”).

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSG and its NAV tracked closely for the Three Months Ended September 30, 2012 and September 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSG NAV TO FSG MARKET VALUE FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSG and its NAV tracked closely for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011. The NAV for FSG is calculated daily at 1:30 p.m. Eastern Time in conjunction with the close of the gold futures market of the CME futures exchange, which is the Fund’s primary market. The FSG shares continued to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X leveraged return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values and most recently in the appearance of a discount. The difference is related to the combination of the market prices after the close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of the Fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSG NAV TO BENCHMARK INDEX FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graphs above compares the 2X leveraged return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the Nine Months Ended September 30, 2012 and the Period February 24, 2011 to September 30, 2011. The Index returns incorporates the closing price of the S&P leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P500 stock price index futures contracts while the NAV price for FSG reflects the E-mini S&P500 stock price index futures contracts as of the close of the gold futures contract at 1:30 p.m. Eastern Time. The difference in the NAV price time and the Index price time of the E-mini S&P500 stock price index futures contract, plus Fund expenses, often results in the appearance of a premium or discount between the two values and most recently in the appearance of a premium. The difference is related to the combination of the market prices after the close, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

Additional Legends

S&P Gold-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X leverage return of FSG with the single beta benchmark index returns for the S&P Gold-Equity Spread Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to September 30, 2011. Both lines in the charts above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 1:30 p.m. Eastern Time close of trading in the gold futures market. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 1:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 1:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FSG’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 4.28% from $22.19 per Share, representing the closing price as of June 30, 2012 to $23.14 per Share, representing the closing price as of September 30, 2012. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the Share price as of June 30, 2012 were as follows: Shares traded from a high of $23.32 per Share (+5.09%) on September 28, 2012 to a low of $19.94 per Share (-10.14%) on August 14, 2012.

Fund Share Net Asset Value Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 4.42% from $22.17 per Share to $23.15 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2012, net realized and unrealized gains in the Gold Futures Contracts more than offset realized and unrealized losses in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulting in the overall increase in the NAV per Share during the period.

Net income for the Three Months Ended September 30, 2012, was $413,885, resulting from net unrealized gains on futures contracts of $2,432,042, net realized losses on futures contracts of $1,942,067, and the net investment loss of $76,090.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

During the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 43.06% from $26.15 per Share, representing the closing price on June 30, 2011 to $37.41 per Share, representing the closing price on September 30, 2011. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 were as follows: Shares traded from a high of $55.03 per Share (+110.44%) on August 22, 2011 to a low of $24.88 per Share (-4.86%) on July 1, 2011.

Fund Share Net Asset Value Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share increased 38.25% from $26.30 per Share to $36.36 per Share (NAV calculation methodology). For the Three Months Ended September 30, 2011, realized gains in the Gold Futures Contracts and realized and unrealized gains in the E-mini S&P 500 Index Futures Contracts more than offset Fund expenses resulting in the overall increase in the NAV per Share during the period. The net unrealized loss in the Gold Futures Contracts at September 30, 2011 resulted from the timing of the creation of Fund Shares activity, and corresponding purchase of Gold Futures Contracts, during the Three Months Ended September 30, 2011, at prices that were higher than closing Gold futures prices at September 30, 2011.

Net loss for the Three Months Ended September 30, 2011, was $1,492,514, resulting from net realized gains on futures contracts of $1,655,155, net unrealized losses on futures contracts of $3,046,735, and the net investment loss of $100,934.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 13.40% from $26.72 per Share, representing the closing price on December 31, 2011 to $23.14 per Share, representing the closing price on September 30, 2012. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the closing Share price on December 31, 2011 were as follows: Shares traded from a high of $30.22 per Share (+13.10%) on January 30, 2012 to a low of $19.94 per Share (-25.37%) on August 14, 2012.

Fund Share Net Asset Value Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 13.13% from $26.65 per Share to $23.15 per Share (NAV calculation methodology). For the Nine Months Ended September 30, 2012, net gains in the Gold Futures Contracts were more than offset by realized and unrealized losses in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulting in the overall decrease in the NAV per Share during the period.

Net loss for the Nine Months Ended September 30, 2012, was $1,429,997, resulting from net realized losses on futures contracts of $6,060,191, net unrealized gains on futures contracts of $4,953,681, and the net investment loss of $323,487.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to September 30, 2011, the NYSE Arca market value of each Share increased 49.88% from $24.96 per Share, representing the initial trade on February 24, 2011 to $37.41 per Share, representing the closing price on September 30, 2011. The Share price high and low for the period February 24, 2011 to September 30, 2011 and related change from the initial Share price on February 24, 2011 were as follows: Shares traded from a high of $55.03 per Share (+120.47%) on August 22, 2011 to a low of $23.55 per Share (-5.65%) on April 1, 2011.

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

For the Three Months Ended September 30, 2012, there were no Shares created or redeemed. On September 30, 2012, 400,040 Shares of the Fund were outstanding for a market capitalization of $9,256,926.

(c) The following table summarizes the redemptions by Authorized Participants for the Three Months Ended September 30, 2012 and September 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	-	-
Three Months Ended September 30, 2011	200,000	$42.73

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
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: GOLD BULL/ S&P500 BEAR

	By:	Factor Capital Management, LLC, its Managing Owner

	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: November 14, 2012		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1