Form 10-Q/A
period 2013-03-31
FactorShares 2X: Gold Bull/S&P500 Bear
filed 2013-08-30
CIK 1482879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

____________________________________N/A____________________________________

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Form 10-Q”) solely for the purpose of filing Exhibits 31.1 and 31.2 to the Form 10-Q in response to comments received from the staff of the Securities and Exchange Commission. No revisions are being made to the Company’s financial statements. This Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

2

Item 6. Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: GOLD BULL/S&P500 BEAR
By:	Factor Capital Management, LLC,
its Managing Owner
By:	/s/ Samuel Masucci, III
Name: Samuel Masucci, III
Title: Principal Executive Officer

Dated: August 29, 2013

4